Form 10-Q/A
period 2021-09-30
ABG Acquisition Corp. I
filed 2022-01-21
CIK 1833764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of January 20, 2022,

15,566,300 Class A ordinary shares, par value $0.0001 per share, and 3,766,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q/A
to “we,” “us,” the “Company” or “our company” are to ABG Acquisition Corp. I, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of ABG Acquisition Corp
.
I
as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Q3 2021 Form 10-Q”).
On November 15, 2021, ABG Acquisition Corp
.
I
(the “Company”) filed its Q3 2021 Form 10-Q, which included a section within Note 2, Revision to Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued in the Company’s initial public offering (“IPO”) on February 19, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company’s management revised its interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Q3 2021 Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 28, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021 and previously reported as revised in the Q3 2021 Form 10-Q; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 and previously reported as revised in the Q3 2021 Form 10-Q; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part I included in the Company’s Q3 2021 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares included in the offering as temporary equity and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.
We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1. Condensed Financial Statements
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4. Controls and Procedures
Part II, Item 1A. Risk Factors
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report on Form
10-Q/A
(Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form
10-Q
for the periods affected by the restatement or our previously filed balance sheet, dated February 19, 2021, on Form
8-K. This
Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 19, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding
Public Shares
, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
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

(
restated
)
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
Rest
atement of
 Previously Reported Financial Statements
 (
restated
)
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate
its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its
Public Shares
in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary
shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this Amendment No. 1.
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows and net income (loss).
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$141,633,111	$9,016,889	$150,650,000
Class A ordinary shares	$140	$(90)	$50
Additional paid-in capital	$5,188,687	$(5,188,687)	$—
Accumulated deficit	$(189,202)	$(3,828,112)	$(4,017,314)
Total shareholders’ equity (deficit)	$5,000,002	$(9,016,889)	$(4,016,887)

Shares of Class A ordinary shares subject to possible redemption	14,163,311	901,689	15,065,000
Shares of Class A non-redeemable ordinary shares	1,402,989	(901,689)	501,300
The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities:	As Reported		Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$141,766,820		$(141,766,820)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(133,709	) $	133,709	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$141,420,490	$9,229,510	$150,650,000
Class A ordinary shares	$142	$(92)	$50
Additional paid-in capital	$5,401,305	$(5,401,305)	$—
Accumulated defici t	$(401,820)	$(3,828,113)	$(4,229,933)
Total shareholders’ equity (deficit)	$5,000,004	$(9,229,510)	$(4,229,506)

Shares of Class A ordinary shares subject to possible redemption	14,142,049	922,951	15,065,000
Shares of Class A non-redeemable ordinary shares	1,424,251	(922,951)	501,300
The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities:	As Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$141,766,820	$(141,766,820)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(346,330)	$346,330	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited)
Net loss	$(164,380)	$—	$(164,380)
Weighted average shares outstanding - Class A ordinary shares	15,065,000	(7,973,686)	7,091,314
Basic and diluted earnings per ordinary share - Class A ordinary shares	$—	$(0.02)	$(0.02)
Weighted average shares outstanding - Class B ordinary shares	3,727,162	(228,370)	3,498,792
Basic and diluted earnings per ordinary shares - Class B ordinary shares	$(0.04)	$0.02	$(0.02)
For three months ended June 30, 2021 (unaudited)
Net loss	$(212,618)	$—	$(212,618)
Weighted average shares outstanding - Class A ordinary shares	15,065,000	501,300	15,566,300
Basic and diluted earnings per ordinary share - Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding - Class B ordinary shares	4,267,550	(501,300)	3,766,250
Basic and diluted earnings per ordinary shares - Class B ordinary shares	$(0.05)	$0.04	$(0.01)
For the six months ended June 30, 2021 (unaudited)
Net loss	$(376,998)	$—	$(376,998)
Weighted average shares outstanding - Class A ordinary shares	15,065,000	(3,712,781)	11,352,219
Basic and diluted earnings per ordinary share - Class A ordinary shares	$—	$(0.03)	$(0.03)
Weighted average shares outstanding - Class B ordinary shares	3,998,849	—	3,633,260
Basic and diluted earnings per ordinary shares - Class B ordinary shares	$(0.09)	$0.06	$(0.03)

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
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
Note
9-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2,

the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Restatement
In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Q3 2021 Form 10-Q”), we are restating (i) unaudited interim financial statements included in our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021 and previously reported as revised in the Q3 2021 Form 10-Q; (ii) unaudited interim financial statements included in our Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 and previously reported as revised in the Q3 2021 Form 10-Q; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part I included in our Q3 2021 Form 10-Q (collectively, the “Affected Periods”).
On November 15, 2021, we filed our Q3 2021 Form 10-Q, which included a Note 2, Revision to Previously Reported Financial Statements, that describes a revision to our classification of the Class A ordinary shares subject to redemption issued in our initial public offering (“IPO”) on February 19, 2021. As described in Note 2, upon our IPO, we classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Our management revised its interpretation to include temporary equity in net tangible assets. As a result, we corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we also revised our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
We determined the changes were not qualitatively material to our previously reported financial statements and did not restate our financial statements. Instead, we revised our previously issued financial statements in Note 2 to our Q3 2021 Form
10-Q.
Although the qualitative factors that we assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, we determined the change in classification of the Class A ordinary shares and change to our presentation of earnings per share is material quantitatively and we should restate our previously issued financial statements.
Therefore, on December 28, 2021, our management and the audit committee of our board of directors (the “Audit Committee”) concluded that our previously reported revision to the Affected Periods should be restated to report all Class A ordinary shares included in the offering as temporary equity and should no longer be relied upon. As such, we have restated these financial statements for the Affected Periods.
The restatement does not have an impact on our cash position and cash held in the Trust Account.
After
re-evaluation,
our management has concluded that in light of the errors described above, a material weakness existed in our internal control over financial reporting during the Affected Periods and that our disclosure controls and procedures were not effective. For more information see Item 4 – Controls and Procedures, contained herein.
We have not amended our previously filed Quarterly Report on Form
10-Q
for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.
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
Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
Item 4. Controls and Procedures (restated)
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation our management, including our principal executive officer and principal financial and accounting officer, has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares was not effectively designed or maintained. This material weakness resulted in the restatement of our interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Amendment No. 1, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 18, 2021, except for the below risk factors. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the application of ASC
480-10-S99-3A
to our accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to our re-evaluation
of the application of ASC
480-10-S99-3A
to our accounting classification of the Public Shares, our management has determined that all of the Public Shares should be classified as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the application of ASC
480-10-S99-3A
to our accounting classification of the Public Shares, see Note 2 to the accompanying unaudited condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Amendment No. 1.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. Specifically, we are expanding and improving our review process for accounting for certain complex features of the Class A ordinary shares. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
As a result of the material weakness we identified related to the change in accounting for the Public Shares, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form
10-Q,
we believe we have remediated the material weakness. In addition, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
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

Dated: January 21, 2022	ABG Acquisition Corp. I

	By:	/s/ Daniel Johnson
	Name:	Daniel Johnson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)