Form 10-Q
period 2022-06-30
ABG Acquisition Corp. I
filed 2022-08-12
CIK 1833764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 12, 20
22,
15,566,300
Class A ordinary shares, par value $0.0001 per share, and
3,766,250
Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ABG ACQUISITION CORP. I
Form
10-Q
For the Quarter Ended June 30, 2022

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements
ABG ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$196,726	$510,896
Prepaid expenses	233,837	355,887

Total current assets	430,563	866,783
Investments held in Trust Account	150,764,346	150,657,896

Total Assets	$151,194,909	$151,524,679

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$38,587	$16,394
Accrued expenses	233,026	180,730

Total current liabilities	271,613	197,124
Deferred underwriting commissions	5,272,750	5,272,750

Total liabilities	5,544,363	5,469,874

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 15,065,000 shares issued and outstanding at $10.00 per share at redemption value as of June 30, 2022 and December 31, 2021	150,650,000	150,650,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 501,300 shares issued and outstanding (excluding 15,065,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	50	50
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,766,250 shares issued and outstanding as of June 30, 2022 and December 31, 2021	377	377
Additional paid-in capital	—	—
Accumulated deficit	(4,999,881)	(4,595,622)

Total shareholders’ Deficit	(4,999,454)	(4,595,195)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$151,194,909	$151,524,679

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABG ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$176,025	$184,893	$450,709	$329,446
General and administrative expenses - related party	30,000	30,000	60,000	50,000

Loss from operations	(206,025)	(214,893)	(510,709)	(379,446)
Income from investments held in Trust Account	104,224	2,275	106,450	2,448

Net loss	$(101,801)	$(212,618)	$(404,259)	$(376,998)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,556,300	15,566,300	15,556,300	11,352,219

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,766,250	3,766,250	3,766,250	3,633,260

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABG ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the three and six months ended June 30, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	501,300	$50	3,766,250	$377	$—	$(4,595,622)	$(4,595,195)
Net loss	—	—	—	—	—	(302,458)	(302,458)

Balance - March 31, 2022	501,300	50	3,766,250	377	$—	(4,898,080)	(4,897,653)
Net loss	—	—	—	—	—	(101,801)	(101,801)

Balance - June 30, 2022	501,300	$50	3,766,250	$377	$—	$(4,999,881)	$(4,999,454)

	For the three and six months ended June 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	3,766,250	$377	$24,623	$(24,822)	$178
Sale of shares to Sponsor in private placement	501,300	50	—	—	5,012,950	—	5,013,000
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(5,037,573)	(3,828,112)	(8,865,685)
Net loss	—	—	—	—	—	(164,380)	(164,380)

Balance - March 31, 2021	501,300	50	3,766,250	377	$—	(4,017,314)	(4,016,887)
Net loss	—	—	—	—	—	(212,618)	(212,618)

Balance - June 30, 2021	501,300	$50	3,766,250	$377	$—	$(4,229,932)	$(4,229,505)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABG ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(404,259)	$(376,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(106,450)	(2,448)
Changes in operating assets and liabilities:
Prepaid expenses	122,050	(548,920)
Accounts payable	22,193	8,061
Accrued expenses	97,296	99,350

Net cash used in operating activities	(269,170)	(820,955)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(150,650,000)

Net cash used in investing activities	—	(150,650,000)

Cash Flows from Financing Activities:
Payment of note payable to related party	—	(100,000)
Proceeds received from initial public offering, gross	—	150,650,000
Proceeds received from private placement	—	5,013,000
Offering costs paid	(45,000)	(3,446,711)

Net cash (used in) provided by financing activities	(45,000)	152,116,289

Net change in cash	(314,170)	645,334
Cash - beginning of the period	510,896	58,175

Cash - end of the period	$196,726	$703,509

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$34,400
Offering costs included in accrued expenses	$—	$70,000
Reversal of offering costs included in accrued expenses in prior year	$—	$202,000
Deferred underwriting commissions	$—	$5,272,750
The accompanying notes are an integral part of these unaudited condensed financial statements.

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
of Organization, Business Operations and Going Concern Consideration
ABG Acquisition Corp. I (the “Company”) was incorporated as a Cayman Islands exempted company on November 17, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.
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
The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Going Concern Consideration

and Capital Resources
As of June 30, 2022, the Company had approximately $197,000 in its operating bank account and working capital of approximately $159,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $100,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
In
connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the Company’s liquidity condition and
the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 19, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
 The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected through December 31, 2022 or any other period.
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

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 501,300 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s condensed balance sheets. The Company’s Class A ordinary shares sold in the Initial Public Offering

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, the 15,065,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective periods.
At June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(81,969)	$(19,832)	$(325,504)	$(78,755)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,566,300	3,766,250	15,566,300	3,766,250

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the three months ended June 30, 2021		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(171,197)	$(41,421)	$(285,594)	$(91,404)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,566,300	3,766,250	11,352,219	3,633,260

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Note 3 - Initial Public Offering
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
Note 4 - Related Party Transactions
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

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no Working Capital Loans outstanding.
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
The Company incurred $30,000 and $60,000 in such fees included as general and administrative expenses to—related party on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000 in such fees included as general and administrative expenses to—related party on the accompanying unaudited condensed statements of operations, respectively. As of June 30, 2022 and December 31, 2021, the Company had no balance outstanding for such services on the accompanying condensed balance sheets.
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
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2022 and December 31, 2021, there were 15,065,000 shares of Class A ordinary shares outstanding that were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$150,650,000
Less:
Class A ordinary shares issuance costs	(8,865,685)
Plus:
Accretion of carrying value to redemption value	8,865,685

Class A ordinary shares subject to possible redemption	$150,650,000

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Shareholders’ Deficit

Preference Shares
-The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 15,566,300 Class A ordinary shares outstanding, of which 15,065,000 were subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets (see Note 6). The 501,300 Class A ordinary shares that are not redeemable are classified as permanent equity.
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 3,766,250 Class B ordinary shares issued and outstanding.
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

Note 8 - Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$150,764,346	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$150,657,896	$—	$—

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for six months ended June 30, 2022 and 2021. Level 1 instruments include investments in money market funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note 9 - Subsequent Events
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
Going Concern Consideration and Capital Resources
As of June 30, 2022, we had approximately $197,000 in its operating bank account and working capital of approximately $159,000.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, the loan of $100,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021 there were no Working Capital Loans outstanding.
In connection with management’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 19, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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

Results of Operations
Our entire activity since inception through June 30, 2022 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2022, we had net loss of approximately $102,000, which consisted of approximately $176,000 in general and administrative expenses, $30,000 of general and administrative expenses to related party, partly offset by approximately $104,000 in income from investments held in the Trust Account.
For the six months ended June 30, 2022, we had net loss of approximately $404,000, which consisted of approximately $451,000 in general and administrative expenses, $60,000 of general and administrative expenses to related party, partly offset by approximately $107,000 in income from investments held in the Trust Account.
For the three months ended June 30, 2021, we had net loss of approximately $213,000, which consisted of approximately $185,000 in general and administrative expenses, $30,000 of general and administrative expenses to related party, partly offset by approximately $2,000 in income from investments held in the Trust Account.
For the six months ended June 30, 2021, we had net loss of approximately $377,000, which consisted of approximately $329,000 in general and administrative expenses, $50,000 of general and administrative expenses to related party, partly offset by approximately $2,000 in income from investments held in the Trust Account.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, we issued 501,300 Private Placement Shares to our Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the condensed balance sheets. Our Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 15,065,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
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
Net Loss Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective periods.
At June 30, 2022 and 2021, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
We previously identified a material weakness as of December 31, 2021 related to our control around the interpretation and accounting for certain complex features of our Class A ordinary shares that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.
Changes in Internal Control over Financial Reporting
Other than remediation of the material weakness identified and discussed above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 25, 2022 and our Quarterly Report on Form
10-Q
for the three months ended March 31, 2022 filed with the SEC on May 13, 2022. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File-the cover page XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2022	ABG Acquisition Corp. I

	By:	/s/ Daniel Johnson
	Name:	Daniel Johnson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)