Form 10-Q
period 2022-09-30
ABG Acquisition Corp. I
filed 2022-11-10
CIK 1833764

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

ABG Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40072	98-1568635
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Ally Bridge Group, NY 430 Park Avenue , 12th Floor	10022
(Address Of Principal Executive Offices)	(Zip Code)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
10
, 2022, 15,566,300 Class A ordinary shares, par value $0.0001 per share, and 3,766,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ABG ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended September 30, 2022

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements
ABG ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$98,291	$510,896
Prepaid expenses	137,687	355,887

Total current assets	235,978	866,783
Investments held in Trust Account	151,532,409	150,657,896

Total Assets	$151,768,387	$151,524,679

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$20,858	$16,394
Accrued expenses	260,668	180,730

Total current liabilities	281,526	197,124
Deferred underwriting commissions	5,272,750	5,272,750

Total liabilities	5,554,276	5,469,874

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 15,065,000 shares issued and outstanding at $10.05 and $10.00 per share at redemption value as of September 30, 2022 and December 31, 2021, respectively	151,432,409	150,650,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 501,300 non-redeemable shares issued and outstanding (excluding 15,065,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	50	50
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,766,250 shares issued and outstanding as of September 30, 2022 and December 31, 2021	377	377
Additional paid-in capital	—	—
Accumulated deficit	(5,218,725)	(4,595,622)

Total shareholders’ d eficit	(5,218,298)	(4,595,195)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$151,768,387	$151,524,679

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABG ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$174,498	$188,098	$625,207	$517,544
General and administrative expenses - related party	30,000	30,000	90,000	80,000

Loss from operations	(204,498)	(218,098)	(715,207)	(597,544)
Income from investments held in Trust Account	768,063	2,275	874,513	4,723

Net income (loss)	$563,565	$(215,823)	$159,306	$(592,821)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,566,300	15,566,300	15,566,300	12,772,349

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.03	$(0.01)	$0.01	$(0.04)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,766,250	3,766,250	3,766,250	3,678,077

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.03	$(0.01)	$0.01	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABG ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the three and nine months ended September 30, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	501,300	$50	3,766,250	$377	$—	$(4,595,622)	$(4,595,195)
Net loss	—	—	—	—	—	(302,458)	(302,458)

Balance - March 31, 2022 (unaudited)	501,300	50	3,766,250	377	—	(4,898,080)	(4,897,653)
Net loss	—	—	—	—	—	(101,801)	(101,801)

Balance - June 30, 2022 (unaudited)	501,300	50	3,766,250	377	—	(4,999,881)	(4,999,454)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(782,409)	(782,409)
Net income	—	—	—	—	—	563,565	563,565

Balance - September 30, 2022 (unaudited)	501,300	$50	3,766,250	$377	$—	$(5,218,725)	$(5,218,298)

	For the three and nine months ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	3,766,250	$377	$24,623	$(24,822)	$178
Sale of shares to Sponsor in private placement	501,300	50	—	—	5,012,950	—	5,013,000
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(5,037,573)	(3,828,112)	(8,865,685)
Net loss	—	—	—	—	—	(164,380)	(164,380)

Balance - March 31, 2021 (unaudited)	501,300	50	3,766,250	377	—	(4,017,314)	(4,016,887)
Net loss	—	—	—	—	—	(212,618)	(212,618)

Balance - June 30, 2021 (unaudited)	501,300	50	3,766,250	377	—	(4,229,932)	(4,229,505)
Net loss	—	—	—	—	—	(215,823)	(215,823)

Balance - September 30, 2021 (unaudited)	501,300	$50	3,766,250	$377	$—	$(4,445,755)	$(4,445,328)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABG ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities:

Net income (loss)	$159,306	$(592,821)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(874,513)	(4,723)
Changes in operating assets and liabilities:
Prepaid expenses	218,200	(450,869)
Accounts payable	4,464	39,468
Accrued expenses	124,938	136,535

Net cash used in operating activities	(367,605)	(872,410)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(150,650,000)

Net cash used in investing activities	—	(150,650,000)

Cash Flows from Financing Activities:
Payment of note payable to related party	—	(100,000)
Proceeds received from initial public offering, gross	—	150,650,000
Proceeds received from private placement	—	5,013,000
Offering costs paid	(45,000)	(3,481,111)

Net cash (used in) provided by financing activities	(45,000)	152,081,889

Net change in cash	(412,605)	559,479
Cash - beginning of the period	510,896	58,175

Cash - end of the period	$98,291	$617,654

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$70,000
Reversal of offering costs included in accrued expenses in prior year	$—	$202,000
Deferred underwriting commissions	$—	$5,272,750
The accompanying notes are an integral part of these unaudited condensed financial statements.

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Note 1
-
Description of Organization, Business Operations and Going Concern Consideration
ABG Acquisition Corp. I (the “Company”) was incorporated as a Cayman Islands exempted company on November 17, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $150.7 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and have been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
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

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
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

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Going Concern Consideration and Capital Resources
As of September 30, 2022, the Company had approximately $98,000 in its operating bank account and working capital deficit of approximately $46,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $100,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
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
Note 2
-
Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any other period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 25, 2022.

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal
Deposit
Insurance Corporation coverage limit of $250,000 and any cash held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
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
SEPTEMBER 30, 2022

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 501,300 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s condensed balance sheets. The Company’s Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, the 15,065,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
At September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B

Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$453,775	$109,790	$128,271	$31,035
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,566,300	3,766,250	15,566,300	3,766,250

Basic and diluted net income per ordinary share	$0.03	$0.03	$0.01	$0.01

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(173,778)	$(42,045)	$(449,090)	$(143,731)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,566,300	3,766,250	12,772,349	3,678,077

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been
 subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the
g
overnment of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no Working Capital Loans outstanding.
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
The Company incurred $30,000 and $90,000 in such fees included as general and administrative expenses
-related
party on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 in such fees included as general and administrative expenses

-related
party on the accompanying unaudited condensed statements of operations, respectively. As of September 30, 2022 and December 31, 2021, the Company had no balance outstanding for such services on the accompanying condensed balance sheets.
Note 5
-
Commitments and Contingencies
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
SEPTEMBER 30, 2022

Underwriting Agreement
The Company granted the underwriters a
45-day
option from the final prospectus relating to the Initial Public Offering to purchase up to 1,965,000 additional shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on February 19, 2021.
The underwriters were entitled to an underwriting discount of $0.20 per share, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or approximately $5.3 million in the aggregate
,
will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is
not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Public Shares are entitled to one vote for each ordinary share. As of September 30, 2022 and December 31, 2021, there were 15,065,000 shares of Class A ordinary shares outstanding that were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$150,650,000
Less:
Class A ordinary shares issuance costs	(8,865,685)
Plus:
Accretion of carrying value to redemption value	8,865,685

Class A ordinary shares subject to possible redemption - December 31, 2021	150,650,000
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	782,409

Class A ordinary shares subject to possible redemption - September 30, 2022	$151,432,409

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 7 - Shareholders’ Deficit

Preference Shares
-The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 15,566,300 Class A ordinary shares outstanding, of which 15,065,000 were subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets (see Note 6). The 501,300 Class A ordinary shares that are not redeemable are classified as permanent equity.
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 3,766,250 Class B ordinary shares issued and outstanding.
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
basis.

Note 8 - Fair Value Measurements
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$151,532,409	$—	$—

ABG ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$150,657,896	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for nine months ended September 30, 2022 and 2021. Level 1 instruments include investments in money market funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
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

Upon the closing of the Initial Public Offering and the Private Placement, approximately $150.7 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and have been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Going Concern Consideration and Capital Resources

As of September 30, 2022, we had approximately $98,000 in our operating bank account and working capital of deficit approximately $46,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, the loan of $100,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022 and December 31, 2021 there were no Working Capital Loans outstanding.

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

Results of Operations

Our entire activity since inception through September 30, 2022 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $564,000, which consisted of approximately $768,000 in income from investments held in the Trust Account, partially offset by approximately $174,000 in general and administrative expenses and $30,000 of general and administrative expenses to related party.

For the three months ended September 30, 2021, we had net loss of approximately $216,000, which consisted of approximately $218,000 in general and administrative expenses, including $30,000 of general and administrative expenses to related party, partially offset by approximately $2,000 in income from investments held in the Trust Account.

For the nine months ended September 30, 2022, we had net income of approximately $159,000, which consisted of approximately $874,000 in income from investments held in the Trust Account partially offset by approximately $625,000 in general and administrative expenses, $90,000 of general and administrative expenses to related party.

For the nine months ended September 30, 2021, we had net loss of approximately $593,000, which consisted of approximately $598,000 in general and administrative expenses, including $80,000 of general and administrative expenses to related party, partially offset by approximately $5,000 in income from investments held in the Trust Account.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, we issued 501,300 Private Placement Shares to our Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in the condensed balance sheets. Our Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 15,065,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

At September 30, 2022 and 2021, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2022	ABG Acquisition Corp. I

	By:	/s/ Daniel Johnson
	Name:	Daniel Johnson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)